Form 10QSB
period 2001-09-30
B COM INC
filed 2002-03-27
CIK 1140736

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the Quarter Ended September 30, 2001, Commission File Number 000-32781

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

		 4,050,000

 PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

B COM, INC.
(A Development Stage Company)
INTERIM BALANCE SHEET
(UNAUDITED)
AS AT SEPTEMBER 30, 2001

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

B COM, INC.
(A Development Stage Company)
INTERIM BALANCE SHEET
(UNAUDITED)
AS AT SEPTEMBER 30, 2001

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

B COM, INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

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

B COM, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


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

B COM, INC.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001



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

Balances - Sept
 30, 2001         4,050,000  $ 4,050   $   -        $(4,050)     $   -
                  =========   ======    ======       ======       ======






















 The accompanying notes are an integral part of these financial statements.

B COM, INC.
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements
September 30, 2001

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

B COM, INC.
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements
September 30, 2001


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

B COM, INC.
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements
September 30, 2001

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

Not applicable

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