Form 10KSB
period 2002-12-31
B COM INC
filed 2003-03-21
CIK 1140736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         Date of Report            December 31, 2002

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

The issuer's revenues for the fiscal year ended December 31, 2002 were $  nil

     As of December 31, 2002, there were no shares of the issuer's common stock, $ .001 par value, outstanding held by non-affiliates. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

See below.

Transitional Small Business Disclosure Format (check one):  Yes     No    x
                                                               ----    -----

                                          PART I

ITEM 1:    DESCRIPTION OF BUSINESS.

     B COM, INC.. (the "Company") was organized on October 11, 2000, under the laws of the State of Nevada, having the stated purpose of engaging in any lawful activities. The Company was formed with the contemplated purpose to seek out to acquire or merge with a viable entity. The company is going to go to public in order to raise funds to meet its business objectives.

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


EMPLOYEES

As of December 31, 2002, the Company has had no full time employees or managers.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company has no leased or owned premises. At present the Company is using one of the director's premises at no cost for company business.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not engaged in any litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common shares, par value $ .001 (the "Shares") are not being traded on a stock market exchange at this time.

On December 31, 2002, there were 5 shareholders.

     The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business for future expansion once profitable.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     For the fiscal year ended December 31, 2002, there were no operations. The Company has been using only its directors and officers to continue its operations during this period and as such has been paying these officers and directors with common stock of the Company. During the year ended December 31, 2002, the Company did not make any payments.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

     The following table and notes thereto set forth information regarding the beneficial ownership of the Company's Shares as of December 31, 2002 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group. The percentages have been calculated by taking into account all Shares owned on the record date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned.

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


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

DOCUMENTS FILED WITH THIS REPORT

1.       Financial Statements

Independent Auditors' Report

Balance Sheets as of December 31, 2002 and December 31, 2001

Statements of Operations for the year ended December 31, 2002 and from Inception(October 11, 2000) to December 31, 2001

Statement of Stockholders' Equity from Inception(October 11, 2000) to
                                December 31, 2002

Statements of Cash Flows for the year ended December 31, 2002 and from Inception(October 11, 2000) to December 31, 2001

Notes to Financial Statements as of December 31, 2002

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

23       Consent of Independent Auditors

99       Certification in connection with the Sarbanes-Oxley Act of 2002

                                                        EXHIBIT 99.1

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Form 10-KSB of B Com, Inc. (the "Company") for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marvin Winick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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


Dated:  March 21, 2003                     By: /s/ Marvin Winick
                                             ---------------------------------
                                             Name:   Marvin Winick
                                             Title:  Chief Financial Officer

                                                     EXHIBIT 99.2

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Form 10-KSB of B Com, Inc. (the "Company") for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Caridi, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

SIGNATURES

REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 2002.


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

/s/ JOHN CARIDI          Director, President               March 21, 2003
----------------------
John Caridi

/s/ MARVIN WINICK        Director, CFO                     March 21, 2003
----------------------
Marvin Winick

/s/ HOWARD BLUMENTHAL    Director, Secretary/Treasurer     March 21, 2003
----------------------
Howard Blumenthal

                                   B COM, INC.
                          (A Development Stage Company)


                              Financial Statements
                                December 31, 2002

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
B COM, INC.


     We have audited the accompanying balance sheet of B COM, INC. (A Development Stage Company) as of December 31, 2002 and December 31, 2001, and the related statement of operations, cash flows, and changes in stockholders' equity for the year then ended and from inception (October 11, 2000) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B COM, INC. at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for the year then ended and from inception(October 11, 2000) to December 31, 2001 in conformity with accounting principles generally accepted in the United States.

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



Michael Johnson & Co., LLC
Denver, Colorado
March 14, 2003

                                   B COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2002


                                                     2002        2001

ASSETS:
Current Assets:
  Cash                                             $   -       $   -
                                                    --------    -------
Total Current Assets                                   -           -
                                                    --------    -------
Other Assets
Incorporation Costs                                    -           -
                                                    --------    -------
Total Other Costs                                      -           -
                                                    --------    -------

TOTAL ASSETS                                       $   -       $   -
                                                    ========    =======


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Advance from shareholder                                545        545
                                                    -------     ------

TOTAL CURRENT LIABILITIES                               545        545
                                                    -------     ------

Stockholders' Equity:
  Preferred stock, $.001 par value, 10,000,000
   shares authorized: none outstanding                  -          -
  Common stock, $.001 par value, 100,000,000
   shares authorized, 4,050,000 shares issued and
    outstanding( 2001 - 4,050,000)                    4,050      4,050
  Deficit accumulated during the development stage   (4,595)    (4,595)
                                                   --------     ------

Total Stockholders' Equity                             (545)      (545)
                                                   --------     ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    -   $      -
                                                    =======    =======




The accompanying notes are an integral part of these financial statements.

                                B COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002


                                                   From       From
                                                Inception  Inception
                                        Year     Oct 11,    Oct 11,
                                        Ended      2000      2000
                                        Dec 31,   to Dec     to Dec
                                         2002    31, 2001    31, 2002
INCOME                                $     -  $     -      $     -

OPERATING EXPENSES:
Professional Fees                          -         -            -
Amortization Expense                       -         -            -
Administrative Expenses                    -      4,595        4,595
                                       ------   -------      -------
Total Operating Expenses                   -      4,595        4,595
                                       ------   -------      -------

Net Loss from Operations             $     -   $ (4,595)    $ (4,595)
                                      =======   =======      =======

Weighted average number of
  shares outstanding                4,050,000   4,050,000
                                    =========   =========

Net Loss Per Share                   $    -      $ (0.001)
                                      =======     =======




















The accompanying notes are an integral part of these financial statements.

                                B COM, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FROM INCEPTION(OCTOBER 11, 2000) TO DECEMBER 31, 2002


                                                       Deficit
                                                     Accumulated
                                       Additional     During the
                        Common Stock    Paid-In      Development
                     Shares   Amount    Capital         Stage       Totals
Balance - October 11,
  2000                 -      $    -    $    -     $     -        $     -

Stock issued for
  services        4,050,000    4,050        -           -           4,050

Net loss for
  period               -          -         -        (4,595)       (4,595)
                  ---------   ------     -------    -------       -------
Balance - December
       31, 2000   4,050,000 $  4,050   $    -     $  (4,595)     $   (545)

Stock issued for
  services             -          -         -           -              -

Net loss for year -
  December 31, 2001    -          -         -           -              -
                  ---------   ------     -------    -------       -------
Balance - December
       31, 2001   4,050,000 $  4,050   $    -     $  (4,595)     $   (545)

Stock issued for
  services             -          -         -           -              -

Net loss for year -
  December 31, 2002    -          -         -           -              -
                  ---------   ------     -------    -------       -------
Balance - December
       31, 2002   4,050,000 $  4,050   $    -     $  (4,595)     $   (545)
                  =========   ======     =======    =======       =======



















The accompanying notes are an integral part of these financial statements.

                                   B COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002


                                                  From       From
                                                Inception  Inception
                                        Year     Oct 11,    Oct 11,
                                        Ended      2000      2000
                                        Dec 31,   to Dec    to Dec
                                         2002    31, 2001  31, 2002

Cash Flows From Operating Activities:
  Net (Loss)                           $   -    $ (4,595)  $   (4,595)
  Adjustments to reconcile net loss
    to net cash used in operating
      activities:
   Stock issued for services               -       4,050        4,050
   Changes in assets and liabilities:
    Increase in accounts payable           -         -            -
    Increase in Other Assets               -         -            -
                                        --------   -----      -------
                                           -       4,050        4,050
                                        --------   -----      -------

Net Cash Used in Operating Activities      -        (545)        (545)
                                        --------    -----     -------

Cash Flow From Financing Activities:
  Issuance of Common Stock                 -         -            -
  Advances from shareholder                -         545          545
                                        --------   -----      -------

  Net Cash Provided By Financing
        Activities                         -         545          545
                                        --------   -----      -------

Increase (Decrease) in Cash                -          -           -

Cash and Cash Equivalents - Beginning of
       year                                -          -           -
                                        --------   -----      -------

Cash and Cash Equivalents - End of
       year                            $   -      $   -     $     -
                                        ========    ======    =======

Supplemental Cash Flow Information:
  Interest paid                        $     -     $   -     $     -
                                        ========    ======    =======
  Taxes paid                           $     -     $   -     $     -
                                        ========    ======    =======




The accompanying notes are an integral part of these financial statements.

                                   B COM, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2002

Note 1 - General:

         Nature of Business

     B COM, INC.(the "Company") was incorporated on October 11, 2000 under the laws of the State of Nevada. The Company's primary business operations are to seek out and acquire or meger with a viable entity. The Company intends to go public in order to raise funds to meet its business objectives.

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

                                   B COM, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2002

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

Note 3 - Capital Stock Transactions

     The authorized capital common stock is 50,000,000 shares of common stock at $.001 par value. During the fiscal year ended December 31, 2000 the Company issued 4,050,000 shares of common stock for services rendered in the amount of $ 4,050.

Note 4 - Advance from Shareholder

     An officer of the Company advanced cash to the Company for start-up incorporation costs of $545. This advance was unsecured, bears no interest, and is due on demand.

                                   B COM, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2002

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
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2002, the Company had net operating loss carryforwards of approximately $ 4,595 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

                                                            EXHIBIT 23


                         CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
B COM, INC.

     We consent to incorporation of our report dated March 14, 2003, of the balance sheets of B Com, Inc. as of December 31, 2002 and December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended and from inception(October 11, 2000) to December 31, 2001, which report appears in the December 31, 2002 annual report on Form 10- KSB of B COM, INC.


Michael Johnson & Co. LLP
Dated: March 17, 2003.