Form 10QSB
period 2003-06-30
B COM INC
filed 2004-04-22
CIK 1140736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003, Commission File Number 0-32781


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

                          Interim Financial Statements

                                 June 30, 2003
                                  (UNAUDITED)

                                   B Com, Inc.
                         (A Development Stage Company)
                             INTERIM BALANCE SHEET
                                 JUNE 30, 2003
                                  (UNAUDITED)

                                                    JUNE 30,  DECEMBER 31,
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
                                                 ========     ========

The accompanying notes are an integral part of these financial statements

                                   B Com, Inc.
                         (A Development Stage Company)
                        INTERIM STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                  (UNAUDITED)


                                                               From
                          Three              Six           Oct 11, 2000
                    Months    Months   Months     Months    (Inception)
                    Ended     Ended    Ended      Ended         To
                    June     June 30,  June      June 30,     June 30,
                   30, 2003   2002    30, 2003     2002        2003

INCOME              $    -   $  -       $    -       $   -       $    -
                     -------  -------    -------     -------      -------

OPERATING EXPENSES
Professional Fees        -      -            -           -            -
Amortization Expenses    -      -            -           -            -
Administrative Expenses  -      -            -           -         (4,595)
                     -------  -------    -------     -------       -------

Total Operating
 Expenses                -      -            -           -         (4,595)
                     -------  -------    -------     -------       ------

Net Loss from
 Operations         $    -   $  -      $     -      $    -        $(4,595)
                     =======  =======    =======     =======       ======

Weighted average number of
  shares  outstanding4,050,000 4,050,000 4,050,000   4,050,000
                     ========= ========= =========   =========

Net Loss Per Share  $ (.000) $ (.000) $ (.000)      $ (.000)
                     ======   ======   =======       =======


The accompanying notes are an integral part of these financial statements.

                                B Com, Inc.
                         (A Development Stage Company)
                        INTERIM STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                  (UNAUDITED)






                                                                   From
                               Three                Six         Oct 11, 2000
                          Months    Months   Months     Months    (Inception)
                          Ended     Ended    Ended      Ended         To
                          June     June 30,  June      June 30,     June 30,
                         30, 2003   2002    30, 2003     2002        2003

Cash Flows From Operating
 Activities:
  Net (Loss)              $   -    $   -    $    -    $   -     $ (4,595)
  Adjustments to reconcile
      net loss to net cash
     used in operating
      activities:
  Stock issued for services   -        -        -         -        4,050
   Changes in assets and
      liabilities:
    Increase in accounts
            payable           -        -        -         -           -
    Increase in Other Assets  -        -        -         -           -
                            ------- -------  -------    ------    -------
                              -         -        -        -        4,050
                            ------- -------  -------    ------    -------

Net Cash Used in Operating
       Activities            -          -        -        -         (545)
                            ------- -------  -------    ------    -------

Cash Flow From Financing
      Activities:
  Issuance of Common Stock   -          -        -         -         -
  Advances from shareholder  -          -        -         -         545
                            ------- -------  -------    ------    -------
Net Cash Provided By Financing
        Activities           -          -        -         545       545
                            ------- -------  -------    ------    -------

Increase (Decrease) in Cash  -          -        -         -          -

Cash and Cash Equivalents -
  Beginning of period        -          -        -         -          -
                            ------- -------  -------    ------    -------

Cash and Cash Equivalents - End
of period                  $ -     $    -   $    -     $   -      $   -
                            ======  =======  =======    ======    =======

Supplemental Cash Flow Information:
  Interest paid            $ -     $     -   $    -     $   -      $   -
                            ======  =======  =======    ======    =======
  Taxes paid               $ -     $     -   $    -     $   -      $   -
                            ======  =======  =======    ======    =======

The accompanying notes are an integral part of these financial statements

                                   B Com, Inc.
                          (A Development Stage Company)
              Interim Statement of Changes in Stockholders' Equity
               FROM INCEPTION(October 11, 2000) TO JUNE 30, 2003
                                   (UNAUDITED)



                                                  Deficit
                                                Accumulated
                                     Additional  During the
                     Common Stock      Paid-In   Development
                Shares   Amount        Capital     Stage        Totals
Balance - October 11,
  2000                       $    -    $    -     $     -        $     -

Stock issued for
  services        4,050,000    4,050        -           -           4,050

Net loss for
  period               -          -         -        (4,595)       (4,595)
                  ---------   ------    -------    --------        ------
Balance - December
       31, 2000   4,050,000 $  4,050   $    -     $  (4,595)      $  (545)

Stock issued for
    Services           -          -         -           -              -

Net loss for
 year - Dec 31, 2001   -          -         -           -              -
                  ----------  ------    -------     -------        -------
Balance - December
   31, 2001       4,050,000 $  4,050   $    -     $  (4,595)     $   (545)

Stock issued for
    Services           -          -         -           -              -

Net loss for
 year - Dec 31, 2002   -          -         -           -              -
                  ----------  ------    -------     -------        -------
Balance - December
   31, 2002       4,050,000 $  4,050   $    -     $  (4,595)     $   (545)

Net loss for
  period               -          -         -           -              -
                  ---------   ------    -------     -------       -------

Balance - June
   30, 2003       4,050,000 $  4,050   $    -     $  (4,595)     $   (545)
                  =========  =======    =======    ========       =======


The accompanying notes are an integral part of these financial statements.

                                   B Com, Inc.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                 June 30, 2003
                                   (UNAUDITED)


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

                                   B Com, Inc.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                 June 30, 2003
                                   (Unaudited)


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

                                   B Com, Inc.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                 June 30, 2003
                                   (Unaudited)

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
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2003, the Company had net operating loss carryforwards of approximately $ 4,595 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Results of Operations

     For the six months ended June 30, 2003 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising capital in order to fulfil its business objectives. To date, management has been unsuccessful. The Company has incurred operating losses to date of $4,595 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


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

ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report under the supervision and participation of certain members of the Company's management, including the President, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures ( as defined in Rules 13a - 14 and 15d - 14c to the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's President believes that the disclosure controls and procedures are effective with respect to timely communicating to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in this report as it relates to the Company.

PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of earnings per common share - see
                       Statement of Operations

         31 & 32      Certifications

         Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


B Com, Inc.


BY: /s/ John Caridi
   ---------------------------
   John Caridi, President


Dated:  April  20, 2004

                                                   Exhibit 31.1

I, John Caridi certify that;


     1. I have  reviewed this  quarterly  report on Form 10-QSB of B Com, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                       /s/ John Caridi
                           ---------------------------------------------
                                        John Caridi
                                         President


April 20, 2004

                                                   Exhibit 31.2

I, Marvin Winick certify that;


     1. I have  reviewed this  quarterly  report on Form 10-QSB of B Com, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                       /s/ Marvin Winick
                           ---------------------------------------------
                                        Marvin Winick
                                         Chief Financial Officer

April 20, 2004

                                                                   EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of B Com, Inc a Nevada corporation (the "Company"), on Form 10-QSB for the six months ended June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, John Caridi President, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                            /s/ John Caridi
                             -------------------------------------------
                                             John Caridi
                                             President


April 20, 2004

EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of B Com, Inc a Nevada corporation (the "Company"), on Form 10-QSB for the six months ended June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Marvin Winicki Chief Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                            /s/ Marvin Winick
                             -------------------------------------------
                                             Marvin Winick
                                             Chief Financial Officer


April 20, 2004