Form 10QSB
period 2003-09-30
B COM INC
filed 2004-04-22
CIK 1140736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003, Commission File Number 0-32781


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

     Registrant's telephone number, including area code: (905) 731-0189


                                 n/a
       ----------------------------------------------------------------
       (Former name, address or fiscal year if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    x           No
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

                          Interim Financial Statements

                                 September 30, 2003
                                  (UNAUDITED)

                                   B Com, Inc.
                         (A Development Stage Company)
                             INTERIM BALANCE SHEET
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)

                                                 SEPTEMBER 30,  DECEMBER 31,
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
                                                 ========     ========

The accompanying notes are an integral part of these financial statements

                                   B Com, Inc.
                         (A Development Stage Company)
                        INTERIM STATEMENT OF OPERATIONS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                  (UNAUDITED)


                                                               From
                          Three              Nine         Oct 11, 2000
                    Months    Months   Months     Months    (Inception)
                    Ended     Ended    Ended      Ended         To
                    Sept     Sept 30,   Sept      Sept 30,     Sept 30,
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

                                B Com, Inc.
                         (A Development Stage Company)
                        INTERIM STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                  (UNAUDITED)






                                                                     From
                               Three                Nine         Oct 11, 2000
                          Months    Months   Months     Months    (Inception)
                          Ended     Ended    Ended      Ended         To
                           Sept    Sept 30,   Sept     Sept 30,     Sept 30,
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
                            ======  =======  =======    ======    =======

The accompanying notes are an integral part of these financial statements

                                   B Com, Inc.
                          (A Development Stage Company)
              Interim Statement of Changes in Stockholders' Equity
             FROM INCEPTION(October 11, 2000) TO SEPTEMBER 30, 2003
                                   (UNAUDITED)



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

Balance - September
   30, 2003       4,050,000 $  4,050   $    -     $  (4,595)     $   (545)
                  =========  =======    =======    ========       =======


The accompanying notes are an integral part of these financial statements.

                                   B Com, Inc.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                               September 30, 2003
                                   (UNAUDITED)


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

                                   B Com, Inc.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                               September 30, 2003
                                   (Unaudited)


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

                                   B Com, Inc.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                 September 30, 2003
                                   (Unaudited)

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
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2003, the Company had net operating loss carryforwards of approximately $ 4,595 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Results of Operations

     For the nine months ended September 30, 2003 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising capital in order to fulfil its business objectives. To date, management has been unsuccessful. The Company has incurred operating losses to date of $4,595 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


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





                                       /s/ Marvin Winick
                           ---------------------------------------------
                                        Marvin Winick
                                         Chief Financial Officer

April 20, 2004

                                                                   EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of B Com, Inc a Nevada corporation (the "Company"), on Form 10-QSB for the nine months ended September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, John Caridi President, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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



                                            /s/ John Caridi
                             -------------------------------------------
                                             John Caridi
                                             President


April 20, 2004

EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of B Com, Inc a Nevada corporation (the "Company"), on Form 10-QSB for the nine months ended September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Marvin Winicki Chief Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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