Form 10KSB
period 2003-12-31
B COM INC
filed 2004-04-22
CIK 1140736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         Date of Report            December 31, 2003

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

                                       n/a
         ------------------------------------------------------------
        (Former name or former address, if changed since the last report)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

The issuer's revenues for the fiscal year ended December 31, 2003 were $  nil

     As of December 31, 2003, there were no shares of the issuer's common stock, $ .001 par value, outstanding held by non-affiliates. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common shares, par value $ .001 (the "Shares") are not being traded on a stock market exchange at this time.

On December 31, 2003, there were 4 shareholders.

     The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business for future expansion once profitable.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     For the fiscal year ended December 31, 2003, there were no operations. The Company has been using only its directors and officers to continue its operations during this period and as such has been paying these officers and directors with common stock of the Company. During the year ended December 31, 2003, the Company did not make any payments.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 8A. CONTROLS AND PROCEDURES

As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls during the period covered by this annual report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     Disclosure controls and procedures are our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The executive officers and directors of the Company are as follows:


Name                 Age          Position
-----                ---          --------
John Caridi          50           Director and President

Howard Blumenfeld    40           Director and Secretary/Treasurer

Marvin Winick        53           Director and CFO


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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

     The following table and notes thereto set forth information regarding the beneficial ownership of the Company's Shares as of December 31, 2003 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group. The percentages have been calculated by taking into account all Shares owned on the record date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned.

Name of Address of                  Amount and Nature of       Percent of
Beneficial Owner                    Beneficial Ownership        Class
John Caridi                         1,012,500    Common           25.0%
29 Hester Avenue
Ajax, Ontario
L4T 1A8

John Colonna                        1,012,500    Common           25.0%
44 Anthia Dr.
Toronto, Ontario
M9L 1 K5

Howard Blumenfeld                   1,012,500    Common           25.0%
Thornhill, Ontario

Marvin Winick                       1,012,500    Common           25.0%
14 Pico Cres.
Thornhill, Ontario
L4J 8P4


All Executive Officers and Directors
as a Group(3 people)                3,037,500                     75.0%


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On October 12, 2000, 4,050,000 shares were issued to the founders in their respective percentages outlined above.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

DOCUMENTS FILED WITH THIS REPORT

1.       Financial Statements

Independent Auditors' Report

Balance Sheets as of December 31, 2003 and December 31, 2002

Statements of Operations for the years ended December 31, 2003 and 2002, and from Inception(October 11, 2000) to December 31, 2003

Statement of Stockholders' Equity from Inception(October 11, 2000) to
                                December 31, 2003

Statements of Cash Flows for the year ended December 31, 2003 and 2002 and from Inception(October 11, 2000) to December 31, 2003

Notes to Financial Statements as of December 31, 2003

Financial Statement Schedules

     Financial statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

2.       Exhibits

23       Consent of Independent Auditors

31 & 32       Certifications in connection with the Sarbanes-Oxley Act of 2002

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

Item 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The aggregate fees billed over each of the last two fiscal years is $ 1,000 per year for the annual reports. The Company's accountants performed no other services and were not paid any other fees.


SIGNATURES

REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 2003.


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    By:            /s/  JOHN CARIDI
                                              -------------------------
                                              John Caridi, President

DATE:   April 20, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES                  TITLE                                 DATE
------------------       ---------------                      ------------

/s/ JOHN CARIDI          Director, President               April 20, 2004
----------------------
John Caridi

/s/ MARVIN WINICK        Director, CFO                     April 20, 2004
----------------------
Marvin Winick

/s/ HOWARD BLUMENFELD    Director, Secretary/Treasurer     April 20, 2004
----------------------
Howard Blumenfeld

                                   B COM, INC.
                          (A Development Stage Company)


                              Financial Statements
                                December 31, 2003

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
B COM, INC.


     We have audited the accompanying balance sheet of B COM, INC. (A Development Stage Company) as of December 31, 2003 and December 31, 2002, and the related statement of operations, cash flows, and changes in stockholders' equity for the years then ended and from inception (October 11, 2000) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B COM, INC. at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for the years then ended and from inception(October 11, 2000) to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

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



Michael Johnson & Co., LLC
Denver, Colorado
April, 2004

                                   B COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2003


                                                     2003        2002

ASSETS:
Current Assets:
  Cash                                             $   -       $   -
                                                    --------    -------
Total Current Assets                                   -           -
                                                    --------    -------
Other Assets
Incorporation Costs                                    -           -
                                                    --------    -------
Total Other Costs                                      -           -
                                                    --------    -------

TOTAL ASSETS                                       $   -       $   -
                                                    ========    =======


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Advance from shareholder                                545        545
                                                    -------     ------

TOTAL CURRENT LIABILITIES                               545        545
                                                    -------     ------

Stockholders' Equity:
  Preferred stock, $.001 par value, 10,000,000
   shares authorized: none outstanding                  -          -
  Common stock, $.001 par value, 100,000,000
   shares authorized, 4,050,000 shares issued and
    outstanding( 2002 - 4,050,000)                    4,050      4,050
  Deficit accumulated during the development stage   (4,595)    (4,595)
                                                   --------     ------

Total Stockholders' Equity                             (545)      (545)
                                                   --------     ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    -   $      -
                                                    =======    =======




The accompanying notes are an integral part of these financial statements.

                                B COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


                                                             From
                                                           Inception
                                        Year      Year      Oct 11,
                                        Ended     Ended      2000
                                        Dec 31,    Dec       to Dec
                                         2003    31, 2002    31, 2003
INCOME                                $     -  $     -      $     -

OPERATING EXPENSES:
Professional Fees                          -         -            -
Amortization Expense                       -         -            -
Administrative Expenses                    -         -         4,595
                                       ------   -------      -------
Total Operating Expenses                   -         -         4,595
                                       ------   -------      -------

Net Loss from Operations             $     -   $     -      $ (4,595)
                                      =======   =======      =======

Weighted average number of
  shares outstanding                4,050,000   4,050,000
                                    =========   =========

Net Loss Per Share                   $    -      $    -
                                      =======     =======




















The accompanying notes are an integral part of these financial statements.

                                B COM, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FROM INCEPTION(OCTOBER 11, 2000) TO DECEMBER 31, 2003


                                                       Deficit
                                                     Accumulated
                                       Additional     During the
                        Common Stock    Paid-In      Development
                     Shares   Amount    Capital         Stage       Totals
Balance - October 11,
  2000                 -      $    -    $    -     $     -        $     -

Stock issued for
  services        4,050,000    4,050        -           -           4,050

Net loss for
  period               -          -         -        (4,595)       (4,595)
                  ---------   ------     -------    -------       -------
Balance - December
       31, 2000   4,050,000 $  4,050   $    -     $  (4,595)     $   (545)

Stock issued for
  services             -          -         -           -              -

Net loss for year -
  December 31, 2001    -          -         -           -              -
                  ---------   ------     -------    -------       -------
Balance - December
       31, 2001   4,050,000 $  4,050   $    -     $  (4,595)     $   (545)

Stock issued for
  services             -          -         -           -              -

Net loss for year -
  December 31, 2002    -          -         -           -              -
                  ---------   ------     -------    -------       -------
Balance - December
       31, 2002   4,050,000 $  4,050   $    -     $  (4,595)     $   (545)

Stock issued for
  services             -          -         -           -              -

Net loss for year -
  December 31, 2003    -          -         -           -              -
                  ---------   ------     -------    -------       -------
Balance - December
       31, 2003   4,050,000 $  4,050   $    -     $  (4,595)     $   (545)
                  =========   ======     =======    =======       =======



















The accompanying notes are an integral part of these financial statements.

                                   B COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                             From
                                                          Inception
                                        Year       Year    Oct 11,
                                        Ended     Ended      2000
                                        Dec 31,    Dec       to Dec
                                         2003    31, 2002  31, 2003

Cash Flows From Operating Activities:
  Net (Loss)                           $   -    $    -     $   (4,595)
  Adjustments to reconcile net loss
    to net cash used in operating
      activities:
   Stock issued for services               -         -          4,050
   Changes in assets and liabilities:
    Increase in accounts payable           -         -            -
    Increase in Other Assets               -         -            -
                                        --------   -----      -------
                                           -         -          4,050
                                        --------   -----      -------

Net Cash Used in Operating Activities      -         -           (545)
                                        --------    -----     -------

Cash Flow From Financing Activities:
  Issuance of Common Stock                 -         -            -
  Advances from shareholder                -         -            545
                                        --------   -----      -------

  Net Cash Provided By Financing
        Activities                         -         -            545
                                        --------   -----      -------

Increase (Decrease) in Cash                -         -            -

Cash and Cash Equivalents - Beginning of
       year                                -         -            -
                                        --------   -----      -------

Cash and Cash Equivalents - End of
       year                            $   -      $   -     $     -
                                        ========    ======    =======

Supplemental Cash Flow Information:
  Interest paid                        $     -     $   -     $     -
                                        ========    ======    =======
  Taxes paid                           $     -     $   -     $     -
                                        ========    ======    =======




The accompanying notes are an integral part of these financial statements.

                                   B COM, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2003

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

                                   B COM, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2003

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

                                   B COM, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2003

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

                                                            EXHIBIT 23


                         CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
B COM, INC.

     We consent to incorporation of our report dated April 2004, of the balance sheets of B Com, Inc. as of December 31, 2003 and December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception(October 11, 2000) to December 31, 2003, which report appears in the December 31, 2003 annual report on Form 10- KSB of B COM, INC.


Michael Johnson & Co. LLP
Dated: April 20, 2004

EXHIBIT 31.1
                                  CERTIFICATION

I, John Caridi, certify that:

     1. I have reviewed this annual report on Form 10-KSB of B Com, Inc.

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 20, 2004

                               /s/ John Caridi
                              -----------------------------
                               Name: John Caridi
                               Title: President and Chief Executive Officer

EXHIBIT 31.2
                                  CERTIFICATION

I, Marvin Winick, certify that:

     1. I have reviewed this annual report on Form 10-KSB of B Com, Inc.

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 20, 2004

                               /s/ Marvin Winick
                              -----------------------------
                               Name: Marvin Winick
                               Title: Chief Financial Officer

                                                        EXHIBIT 32.1

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Form 10-KSB of B Com, Inc. (the "Company") for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marvin Winick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  April 20, 2004                        By: /s/ Marvin Winick
                                             ---------------------------------
                                             Name:   Marvin Winick
                                             Title:  Chief Financial Officer

                                                     EXHIBIT 32.2

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Form 10-KSB of B Com, Inc. (the "Company") for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Caridi, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  April 20, 2004                    By: /s/ John Caridi
                                             ---------------------------------
                                             Name:   John Caridi
                                             Title:  President