Form 10QSB
period 2004-03-31
B COM INC
filed 2004-04-22
CIK 1140736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004, Commission File Number 0-32781


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

                          Interim Financial Statements

                                 March 31, 2004
                                  (UNAUDITED)

                                   B Com, Inc.
                         (A Development Stage Company)
                             INTERIM BALANCE SHEET
                                 MARCH 31, 2004
                                  (UNAUDITED)

                                                    MARCH 31,  DECEMBER 31,
                                                      2004        2003
                                                  (UNAUDITED)   (AUDITED)

ASSETS
Current Assets
Cash                                             $     -       $   -
                                                  --------      -------

Total Current Assets                                   -           -
                                                  --------      -------

Other Assets
Incorporation costs                                    -           -
                                                  --------      -------

Total Other Assets                                     -           -
                                                  --------      -------

TOTAL ASSETS                                     $     -     $     -
                                                  ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                 $     -     $     -
Advance from shareholder                               545          545
                                                  --------      -------

TOTAL CURRENT LIABILITIES                              545          545
                                                  --------      -------

Stockholders' Equity
Preferred stock, authorized 10,000,000 shares
 par value $ .001: none outstanding
Common stock, authorized 100,000,000 shares,
 par value $ .001, issued and outstanding
  - 4,050,000(December 31, 2003 - 4,050,000)        4,050        4,050
Deficit accumulated during the development stage   (4,595)      (4,595)
                                                 --------      -------

Total Stockholders' Equity                           (545)        (545)
                                                 --------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $    -      $      -
                                                 ========     ========

The accompanying notes are an integral part of these financial statements

                                   B Com, Inc.
                         (A Development Stage Company)
                        INTERIM STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                  (UNAUDITED)


                                                   From           From
                           Three        Three   Oct 11, 2000 Oct 11, 2000
                           Months      Months   (Inception)   (Inception)
                      Ended Mar 31, Ended Mar 31, To Dec 31,  To March 31
                          2004        2003          2003        2004
                      (UNAUDITED)  (UNAUDITED)  (AUDITED)    (UNAUDITED)
INCOME                   $    -       $    -       $   -       $    -
                          -------      -------     ------        -------

OPERATING EXPENSES
Professional Fees             -            -           -            -
Amortization Expenses         -            -           -            -
Administrative Expenses       -            -      (4,595)        (4,595)
                          -------      -------    -------         ------

Total Operating Expenses      -            -      (4,595)        (4,595)
                          -------      -------    -------         ------

Net Loss from Operations $    -      $     -    $ (4,595)       $(4,595)
                          =======      =======    =======         ======

Weighted average number of
  shares  outstanding    4,050,000   4,050,000 4,050,000      4,050,000
                        ==========   ========= =========      =========

Net Loss Per Share       $ (.000)    $ (.000)    $ (.001)       $ (.001)
                          ======      ======      =======        =======


The accompanying notes are an integral part of these financial statements.

                                B Com, Inc.
                         (A Development Stage Company)
                        INTERIM STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                  (UNAUDITED)


                                     THREE  THREE      FROM         FROM
                                    MONTHS  MONTHS  OCTOBER 11,  OCTOBER 11
                                     ENDED  ENDED       2000         2000
                                    MARCH   MARCH    (Inception) (Inception)
                                     31,      31,     to Dec 31,   to March
                                    2004     2003       2003        31, 2004
                                (UNAUDITED)(UNAUDITED)(AUDITED)  (UNAUDITED)
Cash Flows From Operating Activities:
  Net (Loss)                        $   -   $    -    $ (4,595)  $ (4,595)
  Adjustments to reconcile net loss
    to net cash used in operating
      activities:
   Stock issued for services            -        -       4,050      4,050
   Changes in assets and liabilities:
    Increase in accounts payable        -        -         -          -
    Increase in Other Assets            -        -         -          -
                                    -------  -------    ------    -------
                                        -        -       4,050      4,050
                                    -------  -------    ------    -------

Net Cash Used in Operating
       Activities                       -        -        (545)      (545)
                                    -------  -------    ------    -------

Cash Flow From Financing Activities:
  Issuance of Common Stock              -        -          -         -
  Advances from shareholder             -        -         545        545
                                    -------  -------    ------    -------
  Net Cash Provided By Financing
        Activities                      -        -         545        545
                                    -------  -------    ------    -------

Increase (Decrease) in Cash             -        -         -          -

Cash and Cash Equivalents - Beginning
    of period                           -        -         -          -
                                    -------  -------    ------    -------

Cash and Cash Equivalents - End of
       period                      $    -   $    -     $   -      $   -
                                    =======  =======    ======    =======

Supplemental Cash Flow Information:
  Interest paid                   $     -   $    -     $   -      $   -
                                    =======  =======    ======    =======
  Taxes paid                      $     -   $    -     $   -      $   -
                                    =======  =======    ======    =======

The accompanying notes are an integral part of these financial statements

                                   B Com, Inc.
                          (A Development Stage Company)
              Interim Statement of Changes in Stockholders' Equity
               FROM INCEPTION(October 11, 2000) TO MARCH 31, 2004
                                   (UNAUDITED)



                                                  Deficit
                                                Accumulated
                                     Additional  During the
                     Common Stock      Paid-In   Development
                Shares   Amount        Capital     Stage        Totals
Balance - October 11,
  2000                       $    -    $    -     $     -        $     -

Stock issued for
  services        4,050,000    4,050        -           -           4,050

Net loss for
  period               -          -         -        (4,595)       (4,595)
                  ---------   ------    -------    --------        ------
Balance - December
       31, 2000   4,050,000 $  4,050   $    -     $  (4,595)      $  (545)

Stock issued for
    Services           -          -         -           -              -

Net loss for
 year - Dec 31, 2001   -          -         -           -              -
                  ----------  ------    -------     -------        -------
Balance - December
   31, 2001       4,050,000 $  4,050   $    -     $  (4,595)     $   (545)

Stock issued for
    Services           -          -         -           -              -

Net loss for
 year - Dec 31, 2002   -          -         -           -              -
                  ----------  ------    -------     -------        -------
Balance - December
   31, 2002       4,050,000 $  4,050   $    -     $  (4,595)     $   (545)

Stock issued for
    Services           -          -         -           -              -

Net loss for
 year - Dec 31, 2003   -          -         -           -              -
                  ----------  ------    -------     -------        -------
Balance - December
   31, 2003       4,050,000 $  4,050   $    -     $  (4,595)     $   (545)


Net loss for
  period               -          -         -           -              -
                  ---------   ------    -------     -------        -------

Balance - March
   31, 2004       4,050,000 $  4,050   $    -     $  (4,595)     $   (545)
                  =========  =======    =======    ========        =======


The accompanying notes are an integral part of these financial statements.

                                   B Com, Inc.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                 March 31, 2004
                                   (UNAUDITED)


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

                                   B Com, Inc.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                 March 31, 2004
                                   (Unaudited)


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

                                   B Com, Inc.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                 March 31, 2004
                                   (Unaudited)

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
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of March 31, 2004, the Company had net operating loss carryforwards of approximately $ 4,595 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Results of Operations

     For the three months ended March 31, 2004 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising capital in order to fulfil its business objectives. To date, management has been unsuccessful. The Company has incurred operating losses to date of $4,595 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


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

         31 & 32      Certifications

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





                                       /s/ Marvin Winick
                           ---------------------------------------------
                                        Marvin Winick
                                         Chief Financial Officer

April 20, 2004

                                                                   EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of B Com, Inc a Nevada corporation (the "Company"), on Form 10-QSB for the three months ended March 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, John Caridi President, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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



                                            /s/ John Caridi
                             -------------------------------------------
                                             John Caridi
                                             President


April 20, 2004

EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of B Com, Inc a Nevada corporation (the "Company"), on Form 10-QSB for the three months ended March 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Marvin Winicki Chief Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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