Form 10QSB
period 2004-06-30
B COM INC
filed 2004-08-06
CIK 1140736

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

                          Interim Financial Statements

                                 June 30, 2004
                                  (UNAUDITED)

                                   B Com, Inc.
                         (A Development Stage Company)
                             INTERIM BALANCE SHEET
                                 JUNE 30, 2004
                                  (UNAUDITED)

                                                    JUNE 30,  DECEMBER 31,
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
                                                 ========     ========

The accompanying notes are an integral part of these financial statements

                                   B Com, Inc.
                         (A Development Stage Company)
                        INTERIM STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                  (UNAUDITED)


                                                               From
                          Three              Six           Oct 11, 2000
                    Months    Months   Months     Months    (Inception)
                    Ended     Ended    Ended      Ended         To
                    June     June 30,  June      June 30,     June 30,
                   30, 2004   2003    30, 2004     2003        2004

INCOME              $    -   $  -       $    -       $   -       $    -
                     -------  -------    -------     -------      -------

OPERATING EXPENSES
Professional Fees        -      -            -           -            -
Amortization Expenses    -      -            -           -            -
Administrative Expenses  -      -            -           -         (4,595)
                     -------  -------    -------     -------       -------

Total Operating
 Expenses                -      -            -           -         (4,595)
                     -------  -------    -------     -------       ------

Net Loss from
 Operations         $    -   $  -      $     -      $    -        $(4,595)
                     =======  =======    =======     =======       ======

Weighted average number of
  shares  outstanding4,050,000 4,050,000 4,050,000   4,050,000
                     ========= ========= =========   =========

Net Loss Per Share  $ (.000) $ (.000) $ (.000)      $ (.000)
                     ======   ======   =======       =======


The accompanying notes are an integral part of these financial statements.

                                B Com, Inc.
                         (A Development Stage Company)
                        INTERIM STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                  (UNAUDITED)






                                                                   From
                               Three                Six         Oct 11, 2000
                          Months    Months   Months     Months    (Inception)
                          Ended     Ended    Ended      Ended         To
                          June     June 30,  June      June 30,     June 30,
                         30, 2004   2003    30, 2004     2003        2004

Cash Flows From Operating
 Activities:
  Net (Loss)              $   -    $   -    $    -    $   -     $ (4,595)
  Adjustments to reconcile
      net loss to net cash
     used in operating
      activities:
  Stock issued for services   -        -        -         -        4,050
   Changes in assets and
      liabilities:
    Increase in accounts
            payable           -        -        -         -           -
    Increase in Other Assets  -        -        -         -           -
                            ------- -------  -------    ------    -------
                              -         -        -        -        4,050
                            ------- -------  -------    ------    -------

Net Cash Used in Operating
       Activities            -          -        -        -         (545)
                            ------- -------  -------    ------    -------

Cash Flow From Financing
      Activities:
  Issuance of Common Stock   -          -        -         -         -
  Advances from shareholder  -          -        -         -         545
                            ------- -------  -------    ------    -------
Net Cash Provided By Financing
        Activities           -          -        -         545       545
                            ------- -------  -------    ------    -------

Increase (Decrease) in Cash  -          -        -         -          -

Cash and Cash Equivalents -
  Beginning of period        -          -        -         -          -
                            ------- -------  -------    ------    -------

Cash and Cash Equivalents - End
of period                  $ -     $    -   $    -     $   -      $   -
                            ======  =======  =======    ======    =======

Supplemental Cash Flow Information:
  Interest paid            $ -     $     -   $    -     $   -      $   -
                            ======  =======  =======    ======    =======
  Taxes paid               $ -     $     -   $    -     $   -      $   -
                            ======  =======  =======    ======    =======

The accompanying notes are an integral part of these financial statements

                                   B Com, Inc.
                          (A Development Stage Company)
              Interim Statement of Changes in Stockholders' Equity
               FROM INCEPTION(October 11, 2000) TO JUNE 30, 2004
                                   (UNAUDITED)



                                                  Deficit
                                                Accumulated
                                     Additional  During the
                     Common Stock      Paid-In   Development
                Shares   Amount        Capital     Stage        Totals
Balance - October 11,
  2000                       $    -    $    -     $     -        $     -

Stock issued for
  services        4,050,000    4,050        -           -           4,050

Net loss for
  period               -          -         -        (4,595)       (4,595)
                  ---------   ------    -------    --------        ------
Balance - December
       31, 2000   4,050,000 $  4,050   $    -     $  (4,595)      $  (545)

Stock issued for
    Services           -          -         -           -              -

Net loss for
 year - Dec 31, 2001   -          -         -           -              -
                  ----------  ------    -------     -------        -------
Balance - December
   31, 2001       4,050,000 $  4,050   $    -     $  (4,595)     $   (545)

Stock issued for
    Services           -          -         -           -              -

Net loss for
 year - Dec 31, 2002   -          -         -           -              -
                  ----------  ------    -------     -------        -------
Balance - December
   31, 2002       4,050,000 $  4,050   $    -     $  (4,595)     $   (545)

Net loss for
year - Dec 31, 2003   -          -         -           -              -
                  ----------  ------    -------     -------        -------
Balance - December
   31, 2003       4,050,000 $  4,050   $   -      $  (4,595)     $   (545)

Net Loss - period
 ended June 30,
         2004         -          -         -           -              -
                  ----------  ------    -------     -------        -------
Balance - June
   30, 2004       4,050,000 $  4,050   $    -     $  (4,595)     $   (545)
                  =========  =======    =======    ========       =======


The accompanying notes are an integral part of these financial statements.

                                   B Com, Inc.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                 June 30, 2004
                                   (UNAUDITED)


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

                                   B Com, Inc.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                 June 30, 2004
                                   (Unaudited)


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

                                   B Com, Inc.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                 June 30, 2004
                                   (Unaudited)

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
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2004, the Company had net operating loss carryforwards of approximately $ 4,595 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Note 7 - Subsequent Events

     In July 2004 the Company acquired the aseets of Cash Now.com, LLC for $20,000 by the issuance of 20,000,000 shares of restricted shares. Cash Now is one of the fastest growing payday loan and check cashing franchisors in North America. The Company has become a leader in the industry with its eDriven payment methods.Additionally as a result the Company also changed its name in August 2004 to Cash Now Corporation

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

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

Results of Operations

     For the six months ended June 30, 2004 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising capital in order to fulfil its business objectives. To date, management has been unsuccessful. The Company has incurred operating losses to date of $4,595 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


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


Dated:  July 17, 2004

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


July 17, 2004

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

July 17, 2004

                                                                   EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of B Com, Inc a Nevada corporation (the "Company"), on Form 10-QSB for the six months ended June 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, John Caridi President, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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


July 17, 2004

EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of B Com, Inc a Nevada corporation (the "Company"), on Form 10-QSB for the six months ended June 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Marvin Winicki Chief Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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


July 17, 2004